Form 10-Q
period 1995-03-31
PAY FONE SYSTEMS INC
filed 1995-05-22
CIK 76728

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For Quarter Ended  March 31, 1995          Commission File Number    1-8261


                             PAY-FONE SYSTEMS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

State of Incorporation  California         IRS Employer ID Number     95-2660545

                8100 Balboa Boulevard, Van Nuys, California 91406
                                 (818) 997-0808

             (Address and Telephone of Principal Executive Offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---

                  Number of shares outstanding of common stock:

          COMMON STOCK $.10 PAR VALUE -- 1,484,233 as of March 31, 1995

                         PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

The condensed Financial Statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in Financial Statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that the condensed Financial Statements included herein be read in conjunction with the Financial Statements and the notes thereto included in the Company's Annual Report for the year ended June 30, 1994.

The following condensed Financial Statements for the three (3) and nine (9) months ended March 31, 1995 and 1994 reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position for the period presented.

                             PAY-FONE SYSTEMS, INC.
                                  BALANCE SHEET

                                     ASSETS

CURRENT ASSETS:                                              3/31/95           6/30/94
                                                          -----------        -----------
                                                           (Unaudited)
  Cash and cash equivalents                               $   399,182        $   740,734
  Short term investments                                    1,256,941          1,382,203
  Accounts receivable, less $8,000 allowance
    for doubtful accounts                                     567,429            516,704
  Prepaid supplies and other                                  454,392            347,824
                                                          -----------        -----------

    TOTAL CURRENT ASSETS                                    2,677,944          2,987,465
                                                          -----------        -----------

PROPERTY AND EQUIPMENT, at Cost:
  Building                                                  3,001,540          3,001,540
  Terminals and computer equipment                          2,024,671          2,020,258
  Other                                                     1,484,724          1,231,633
                                                          -----------        -----------

                                                            6,510,935          6,253,431

Less:  Accumulated depreciation
            and amortization                               (3,925,789)        (3,753,268)
                                                          -----------        -----------
                                                            2,585,146          2,500,163
                                                          -----------        -----------
Intangible assets, net of amortization                        131,920            111,920
                                                          -----------        -----------

                                                          $ 5,395,010        $ 5,599,548
                                                          ===========        ===========

              LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:                                         3/31/95            6/30/94
                                                          -----------        -----------
                                                           (Unaudited)
  Accounts payable                                        $    40,560        $    76,892
  Accrued wages and other related costs                       138,474            111,152
  Other accrued liabilities                                   141,977             25,118
  Customer security deposits                                      400             35,785
  Income taxes payable                                             --                 --
                                                          -----------        -----------

    TOTAL CURRENT LIABILITIES                                 321,411            248,947
                                                          -----------        -----------

DEFERRED INCOME TAXES                                         143,047            143,047

SHAREHOLDERS' EQUITY:
  Common stock                                                 92,423             90,781
  Additional paid-in capital                                2,804,607          2,755,826
  Retained earnings                                         2,073,522          2,360,947
  Unrealized loss on debt and equity securities               (40,000)                --
                                                          -----------        -----------

    TOTAL SHAREHOLDERS' EQUITY                              4,930,552          5,207,554
                                                          -----------        -----------

                                                          $ 5,395,010        $ 5,599,548
                                                          ===========        ===========

                             PAY-FONE SYSTEMS, INC.
                             STATEMENTS OF OPERATION
                                   (UNAUDITED)

                                                              For the Three Months Ended March 31
                                                                    1995                      1994
                                                            ------------              ------------
Revenues                                                    $  1,347,086            $    1,265,310
Direct costs                                                     636,890                   459,958
                                                            ------------              ------------

Gross profit                                                     710,196                   805,352

Selling, general and administrative expenses                     712,431                   631,801
Miscellaneous merger costs                                       117,500                        --
                                                            ------------              ------------

Income (loss) from operations                                   (119,735)                  173,551

Interest income, net                                              12,331                     5,023
                                                            ------------              ------------

Income (loss) before income taxes                               (107,404)                  178,574
Income tax expenses (benefit)                                    (38,500)                   73,000
                                                            ------------              ------------

Net income (loss)                                           $    (80,904)             $    105,574
                                                            ============              ============
Net income (loss) per common share *                        $      (0.05)             $       0.07
                                                            ============              ============
                                                              For the Nine Months Ended March 31
                                                                    1995                      1995
                                                            ------------              ------------
Revenues                                                    $  3,612,130              $  3,371,475
Direct costs                                                   1,652,861                 1,248,252
                                                            ------------              ------------

Gross profit                                                   1,959,269                 2,123,223

Selling, general and administrative expenses                   2,277,914                 1,890,318
Miscellaneous merger costs                                       117,500                        --
                                                            ------------              ------------

Income (loss) from operations                                   (436,145)                  232,905

Interest income, net                                              53,220                    39,535
                                                            ------------              ------------

Income (loss) before income taxes                               (382,925)                  272,400

Income tax expense (benefit)                                     (95,500)                  105,000
                                                            ------------              ------------

Net income (loss)                                           $   (287,425)             $    167,440
                                                            ============              ============
Net income (loss) per common share *                        $      (0.19)             $       0.11
                                                            ============              ============

*Net income per common share has been computed based on the weighted average of outstanding shares and common stock equivalents of 1,475,054 and 1,467,813 for the nine months ended March 31, 1995 and March 31, 1994, respectively, and the three months ended March 31, 1995 and March 31, 1994, respectively.

                             PAY-FONE SYSTEMS, INC.
                             STATEMENT OF CASH FLOWS
                FOR THE NINE MONTHS ENDED MARCH 31, 1995 AND 1994
                                   (UNAUDITED)

                                                                  1995               1994
                                                           -----------        -----------
Cash flows from operating activities:
         Net income                                        $  (287,425)       $   167,440
                                                           -----------        -----------

Adjustments to reconcile net income
 to net cash provided by operating
    activities:
         Depreciation and amortization                         182,522            219,021
Change in assets and liabilities:
         Accounts receivable                                   (50,725)           (72,218)
         Prepaid supplies and other                           (106,568)          (146,853)
         Accounts payable                                      (36,332)            12,357
         Accrued wages and other related costs                  27,322             15,706
         Other accrued liabilities                             116,859            (11,518)
         Customer security deposits                            (35,385)           (20,076)
         Income taxes payable                                       --            192,401
                                                           -----------        -----------
                  Total adjustments                             97,693            188,820
                                                           -----------        -----------
Net cash provided by operating activities                     (189,732)           356,260
                                                           -----------        -----------

Cash flows from investing activities:
         Short term investments                                 85,262            649,934
         Capital expenditures                                 (257,505)          (256,375)
         Payments for acquired company
           (net of cash acquired)                              (30,000)                --
                                                           -----------        -----------
Net cash provided by (used in) investing activities:          (202,243)           393,559
                                                           -----------        -----------

Cash flows from financing activities:
         Option exercise                                        50,423                 --
                                                           -----------        -----------
Net cash provided financing activities                          50,423                 --

Net increase (decrease) in cash and cash equivalents          (341,552)           749,819

Cash and cash equivalents at beginning of period               740,734          1,116,949
                                                           -----------        -----------

Cash and cash equivalents at end of period                 $   399,182        $ 1,866,768
                                                           ===========        ===========


Supplemental disclosure of cash flow information
 Cash paid during the period for:
         Income taxes paid                                 $        --        $    33,980
                                                           ===========        ===========
         Interest paid                                     $        --        $        --
                                                           ===========        ===========


NONCASH TRANSACTION (Unaudited) - During the nine months ended March 31, 1995, the Company wrote down its short term investments and recorded an unrealized loss of $40,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the consolidated financial statements of Pay-Fone contained elsewhere in this Proxy Statement/Prospectus.

Results of Operations

              Three and Nine Months ended March 31, 1995 and 1994.

         Pay-Fone experienced net losses of $80,904 and $287,425, respectively, for the three and nine months ended March 31, 1995 compared to net income of $105,574 and $167,440, respectively, for the three and nine months ended March 31, 1994. These losses were primarily due to expenditures associated with Pay-Fone's introduction of in-house tax filing services and entrance into the large-employer market as well as approximately $120,000 of expenses in the third quarter of fiscal 1995 attributed to a proposed merger between the Company and Paychex, Inc. Management anticipated that the increased expenditures in these areas and increased marketing expenses would have a negative impact on earnings in the first half of the fiscal year, but that the expenditures would position Pay-Fone for continued revenue growth in fiscal 1995 and beyond.

         Gross revenues for the three and nine months ended March 31, 1995 increased $81,776 (6.5%) and $240,655 (7.1%), respectively, compared to the three and nine months ended March 31, 1994. This increase in revenues is attributable primarily to Pay-Fone's acquisition of Concentric Computer Corporation in February 1994 and additional revenues generated by Pay-Fone's introduction of in-house tax filing services and entrance into the large-employer market.

         Direct operating costs as a percentage of revenues increased to 46% in the nine months ended March 31, 1995 as compared to 37% in the same nine months in the prior year due to the costs associated with the establishment of Pay-Fone's second branch located in Northern California and Pay-Fone's introduction of in-house tax filing services and entrance into the large-employer market.

         Selling, general and administrative expenses as a percentage of revenues increased to 53% and 63% in the three and nine month periods ended March 31, 1995, respectively, as compared to 50% and 56% in the same periods of the prior year. Again, this increase is due to the expenditures related to the introduction of in-house tax filing services and entrance into the large-employer marketing, including increased staffing and marketing expenses.

         Additionally, Pay-Fone incurred approximately $120,000 of Merger related costs in the third quarter of fiscal 1995. The Company expects to incur additional legal and other costs associated with the Merger during the balance of the fiscal year.

Liquidity and Capital Resources

         Pay-Fone relies on cash flow from operations and working capital to finance its business and operations. Pay-Fone's overall financial position continues to be strong with a current ratio of 8.3 at March 31, 1995. This compares to a current ratio of 12.0 at June 30, 1994 and 7.1 at March 31, 1994. At March 31, 1995, Pay-Fone had $2.4 million in working capital. Pay-Fone has no legal obligation for material capital commitments. In management's opinion, current working capital together with normal positive operating cash flow are sufficient to meet its normal operating requirements. Pay-Fone does not have any long-term debt, lines of credit or other material financing arrangements.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
There are no lawsuits pending against the Company.

Item 2.  Change in Securities

Inapplicable

Item 3.  Defaults upon Senior Securities

Inapplicable

Item 4.  Submission of Matters to a Vote of Security Holders

Inapplicable

Item 5.  Other Materially Important Events

Inapplicable

Item 6.  Exhibits and Reports on Form 8-K
         (a)      The following exhibit is filed herewith:

                  27.1 Financial Data Schedule

         b) During the period covered by this Report, a Report on Form 8-K was filed to report the Company's entering into an Agreement and Plan of Merger with Paychex, Inc. No financial statements were filed with this report, which was filed on March 17, 1995.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                       PAY-FONE SYSTEMS, INC.

Date:  May 19, 1995

                                          /s/ MARK LEEKLEY
                                          ---------------------------
                                          Mark Leekley
                                          President/Chief Executive Officer
                                          Chief Financial Officer